Form 10-K
period 2003-03-31
HONDA AUTO RECEIVABLES 2002-2 OWNER TRUST
filed 2003-06-26
CIK 1173700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission file number 333-71022

Honda Auto Receivables 2002-2 Owner Trust
(Exact name of registrant as specified in its charter)

Delaware	04-6974317
(State or other jurisdiction of incorporation)	(I.R.S Employer Identification No.)

700 Van Ness Avenue Torrance, CA	90501
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 781-6131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       YES   [X]      NO   [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not contained, to the best of registrant's knowledge, in definitive proxy or 'information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

PART I

Item 1.    Business

   The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 2002-2 Owner Trust as of March 31, 2003 :

1. Delinquent Contracts:

	Contracts	Amount ($000's)
a. 31 - 60 Days Delinquent	2,265	27,743
b. 61 - 90 Days Delinquent	350	4,246
c. 91 Days or More Delinquent	52	552

2. Delinquent Ratio:

Amount ($000's)
a. Delinquent Balance	32,540
b. Total Pool Balance	1,221,912
c. Delinquency Ratio	2.66%

3. Aggregate Net Losses:

Amount ($000's)
a. Cumulative Net Losses	3,589
b. Original Portfolio	1,850,000
c. Aggregate Loss Ratio	0.19%

Item 2.    Properties

          The Honda Auto Receivables 2002-2 Owner Trust (the "Trust") is a Delaware business trust formed pursuant to the trust agreement (the "Agreement") between American Honda Receivables
          Corp., as Depositor (the "Depositor"), and Deutsche Bank Trust Company Delaware, as Owner Trustee.

          The Trust will issue four classes of notes and class of certificates ("Class A-1 Notes 1.95%",
          "Class A-2 Notes 2.91%", "Class A-3 Notes 3.83% ", "Class A-4 Notes 4.49%". The notes are backed by a pledge of the trust's assets. Interest and principal collections from trust assets will be divided among the various classes of securities in specified proportions.

          The Trust's assets include fixed rate motor vehicles retail installment sales contracts secured by new and used Honda and Acura motor vehicles (the "Receivables").

Item 3.    Legal Proceedings
          N/A

Item 4.    Submission of Matters to a Vote of Securityholders
          N/A

PART II

Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters

          All holders of records of the Class A Certificates issued by Honda Auto
          Receivables 2002-2 Owner Trust (except for American Honda Receivables Corp.)
          are registered through the nominee of Cede.

Item 6.    Selected Financial Data
          N/A

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
          N/A

Item 8.    Financial Statements and Supplementary Data
          N/A

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
          N/A

PART III

Item 10.  Directors and Executive Officers of the Registrant
          N/A

Item 11.  Executive Compensation
          N/A

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          N/A

Item 13.  Certain Relationships and Related Transactions
          N/A

PART IV

Item14. Exhibits, Annual Account's Report, and Reports on Form 8-K.

(a) Exhibit No. 99

Description

Annual Accountants' Report to the Trustees pursuant to Section 3.12 of the Sale and Servicing Agreement, dated as of May 1, 2002 among American Honda Receivables Corp., as Seller, American Honda Finance Corporation, as Servicer, and Honda Auto Receivables 2002-2 Owner Trust, as Issuer.

(b) Reports

Form 8K	Reports	Date
	The month of May. 2002	(Jun. 17, 2002)
	The month of Jun. 2002	(Jul. 15, 2002)
	The month of Jul. 2002	(Aug. 15, 2002)
	The month of Aug. 2002	(Sept. 16, 2002)
	The month of Sept. 2002	(Oct. 15, 2002)
	The month of Oct. 2002	(Nov.15, 2002)
	The month of Nov. 2002	(Dec.16, 2002)
	The month of Dec. 2002	(Jan.15, 2003)
	The month of Jan. 2003	(Feb.18, 2003)
	The month of Feb. 2003	(Mar.17, 2003)
	The month of Mar. 2003	(Apr.15, 2003)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Honda Auto Receivables 2002-2 Owner Trust
By: American Honda Finance Corporation, as Servicer
(Registrant)

By:
/s/ John I. Weisickle
John I. Weisickle, Vice President